Form 10QSB
period 2003-06-30
MEDVISION CAPITAL CORP
filed 2003-07-11
CIK 1227978

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 1O-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2003

                         Commission File No. 000-50277

                         MedVision Capital Corporation
             ----------------------------------------------------
             (Exact name of small business issuer in its charter)

             Delaware                                   51-0443074
  ---------------------------------          ---------------------------------
    (State or other jurisdiction             (IRS Employer Identification No.)
  of incorporation or organization)

            2000 Hamilton Street, #520, Philadelphia, PA 19130-3883
            -------------------------------------------------------
                    (Address and principal executive offices)

                   (215) 893-3662 (Issuer's telephone number)

Check  whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d)  of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares  outstanding  of each of the issuer's classes of common equity, as of the latest practicable date:

        As of July 11, 2003 there were 25,500,000 shares of common stock issued and  outstanding, par value $0.001, and no shares of preferred stock are issued and outstanding.

Transitional Small Business Format:   No
                                     ----

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Registrant's  Financial  Statements  are filed herewith following the signature page.

       The financial statements included herein have been prepared by MedVision
Capital Corporation (the "Company"), without  audit,  pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote  disclosures  normally  included in financial statements  prepared  in accordance with the generally accepted accounting principles have been omitted.
However, in the opinion of management,  all  adjustments  (which  include  only normal  recurring  accruals) necessary to present fairly the financial position and results of operations for the period presented have been made.  The results for interim periods  are  not necessarily indicative of trends or of results to
be expected for the full year.   These  financial  statements should be read in
conjunction with the financial statements and notes  thereto  included  for the period ended April 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The  following  discussion  contains certain forward-looking statements that are subject to business and economic  risks  and  uncertainties,  and  the
Company's  actual  results  could  differ materially from those forward-looking statements. The following discussion  regarding the financial statements of the
Company should be read in conjunction with  the  financial statements and notes thereto.

PLAN OF OPERATIONS-IN GENERAL

        The  Company's primary focus over the course of the next 12 months will be concentrated  on  building  a  portfolio of healthcare receivables purchased from healthcare providers.  Generally,  the  Company will limit its purchase of healthcare receivables to obligations of commercial  insurance carriers, health maintenance organizations and debts guaranteed by a state  or the United States government, including Medicare and Medicaid. As of the date of this report, the
Company has only one officer.

        The  Company  was  recently formed and all activity to  date  has  been related to its formation of  its business, formulation of its business plan and
raising additional equity financing.   The  Company's  ability  to commence its
proposed  business  operations  depends  upon  the  Company  obtaining adequate
financial  resources  additional  equity  financing.   As of the date  of  this
report, the Company has not incurred any material costs  or expenses other than those associated with the formation of the Company and the  preparation  of its registration statements for filing with the SEC.

        The Company believes that it require a minimum of $250,000 of available capital  to  begin purchasing healthcare receivables.  If the Company is unable to  raise  additional  equity  capital,  it  will  continue  operating  in  the developmental  stage,  in which event the Company believes it has adequate cash on hand for approximately 24 months.

        The Company's officers  will  provide  daily management of the Company,

including   marketing,  administration,  financial  management,   underwriting,
purchase and  collection  of  receivables.   The Company will also engage other
employees and service organizations to provide  needed services as the need for them arise.  These could include services such as  computer systems, marketing, cash management, collections, accounting, and administration.

        There can be no assurance that the Company will be able to successfully
purchase  any  healthcare  receivables.   If the Company's  initial  operations
indicate that its business can fulfill a demand  for the purchase of healthcare receivables  on  a  basis  which  will lead to establishment  of  a  profitable business the Company may seek additional  sources of cash to grow its business.
The  Company  does  not  currently have any commitments  for  the  purchase  of healthcare receivables or for additional financing.

        The Company is still considered to be a development stage company, with no revenues, and is dependent  upon the raising of capital through placement of
its  common  stock.   There can be  no  assurance  that  the  Company  will  be
successful in raising the  capital  it  requires through the sale of its common stock.

ITEM 3.  CONTROLS AND PROCEDURES

        Under  the  supervision  of  our sole officer  and  director,  we  have evaluated  the effectiveness of the design  and  operation  of  our  disclosure controls and  procedures  within  90  days of the filing date of this quarterly report, and, based on their evaluation,  our  sole  officer  and  director  has concluded  that  these  controls  and  procedures  are effective. There were no significant  changes in our internal controls or in other  factors  that  could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure   controls   and  procedures  are  our  controls  and  other
procedures  that  are  designed  to ensure  that  information  required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in  the  Securities  and  Exchange Commission's  rules  and  forms.  Disclosure controls and procedures include,  without  limitation,  controls and procedures designed  to  ensure that information required to be disclosed  by  us  in  the reports that we  file under the Exchange Act is accumulated and communicated to our management, including  our  sole executive officer, as appropriate to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       There  are  no  legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

       There have been no changes or modifications in the Company's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       No matters were submitted  to  a vote of the security holders during the quarterly period covered by this report.

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  Exhibits and Reports on Form 8-K

       (a)      Exhibits

       99.1     Certification by Management.

       (b) Reports on Form 8-K

       None.

                                  SIGNATURES

       In  accordance with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDVISION CAPITAL CORPORATION
                                            (Registrant)

                                            By: /s/ Michael Tay
                                            -------------------------------
                                            Michael Tay
                                            President, Chief Executive
                                            Officer, Secretary, Treasurer
                                            and Director
                                            (principal financial officer,
                                            principal accounting officer,
                                            director)

Date: July 9, 2003

                         MEDVISION CAPITAL CORPORATION
                         (A Development Stage Company)
                             Interim Balance Sheet
                                  (Unaudited)

                                    ASSETS

                                                              JUNE          APRIL
                                                            30, 2003       30, 2003
                                                            ---------      ---------
Current assets
   Cash in a bank                                           $  25,537      $  25,500
Other assets
   Deferred offering costs                                      8,606          5,000
                                                            ---------      ---------
      TOTAL ASSETS                                          $  34,143      $  30,500
                                                            =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable                                              5,000          5,000
   Accounts payable - related party                             3,606             --
                                                            ---------      ---------
      Total Current Liabilities                                 8,606          5,000
                                                            ---------      ---------
STOCKHOLDERS' EQUITY

   Preferred stock - par value $.001, 20,000,000 shares
   authorized, no shares issued and outstanding             $      --      $      --
   Common stock - par value $.001, 100,000,000 shares
   authorized, 25,500,000 shares issued and outstanding        25,500         25,500
   Additional paid-in capital                                      --             --
   Retained earnings (deficit)                                     37             --
                                                            ---------      ---------
Total stockholders' equity                                     25,537         25,500
                                                            ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  34,143      $  30,500
                                                            =========      =========

   The accompanying notes are an integral part of this financial statement.

                         MEDVISION CAPITAL CORPORATION
                         (A Development Stage Company)
                        Interim Statement of Operations
                                  (Unaudited)

                                                                          PERIOD FROM
                                                                            DATE OF
                                                              TWO          INCEPTION
                                                             MONTHS        JANUARY 3,
                                                             ENDED          2003 TO
                                                              JUNE            JUNE
                                                            30, 2003        30, 2003
                                                            ---------       ---------

Revenues                                                    $      --       $      --
Cost of revenues                                                   --              --
                                                            ---------       ---------
Gross profit                                                       --              --

Interest income                                                    37              37
                                                            ---------       ---------
Operating expenses                                                 --              --

Net income                                                  $      37       $      37
                                                            =========       =========

Net income per share - basic and diluted                    $    0.00       $    0.00
                                                            =========       =========

Weighted average number of common stock equivalent         25,500,000      25,500,000
                                                           ==========      ==========

   The accompanying notes are an integral part of this financial statement.

                         MEDVISION CAPITAL CORPORATION
                         (A Development Stage Company)
                        Interim Statement of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                                          PERIOD FROM
                                                                            DATE OF
                                                              TWO          INCEPTION
                                                             MONTHS        JANUARY 3,
                                                             ENDED          2003 TO
                                                              JUNE            JUNE
                                                            30, 2003        30, 2003
                                                            ---------       ---------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
  Net income                                                $      --       $      --
                                                            ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                              --              --
                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES                               37              37
                                                            ---------       ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from sale of common stock                               --          25,500
                                                            ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --          25,500
                                                            ---------       ---------

NET INCREASE (DECREASE) IN CASH                                    37          25,537

CASH AT BEGINNING OF PERIOD                                    25,500              --
                                                            ---------       ---------

CASH AT END OF PERIOD                                       $  25,537       $  25,537
                                                            =========       =========

   The accompanying notes are an integral part of this financial statement.

                         MEDVISION CAPITAL CORPORATION
                    Notes to Unaudited Financial Statements

Basis of Presentation

The   accompanying   unaudited  financial  statements  have  been  prepared  in accordance with generally  accepted accounting principles for interim financial information and with the instructions  incorporated  in  Regulation  S-B,  Item
310(g)   of   the   Securities   and  Exchange  Commission,  which  contemplate
continuation of the Company as a going  concern.  However, the Company was only recently  formed,  has no revenue since its inception  and  has  not  yet  been
successful  in  establishing   profitable   operations.   These  factors  raise
substantial  doubt  about  the ability of the Company to continue  as  a  going concern.  In  this regard, management  is  proposing  to  raise  any  necessary additional funds  not  provided  by  operations through additional sales of its common stock. There is no assurance that  the  Company  will  be  successful in raising  this  additional  capital  or  achieving  profitable  operations.  The financial statements do not include any adjustments that might result  from the outcome  of  these  uncertainties. In addition, they do not include all of  the information and footnotes  required by generally accepted accounting principles
for  complete  financial  statements.   In   the  opinion  of  management,  all
adjustments   (consisting  of  normal  recurring  adjustments   and   accruals)
considered necessary for a fair presentation have been included.

The results of  operations  for  the  periods  presented  are  not  necessarily indicative  of  the  results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended April 30, 2003.

Basic loss per share was  computed  using the weighted average number of common shares outstanding.

                                 CERTIFICATION

        I, Michael Tay, certify that:

        1.  I  have  reviewed this quarterly report on Form 10-QSB of MedVision
Capital Corporation;

        2. Based on my  knowledge,  this  quarterly report does not contain any untrue statement of a material fact or omit  to state a material fact necessary to  make the statements made, in light of the circumstances  under  which  such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information  included  in this quarterly report, fairly present in all material respect the financial condition,  results  of  operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4.  I  am  responsible  for  establishing  and  maintaining  disclosure controls and procedures (as defined in Exchange Act  Rules  13a-14  and 15d-14)
for the registrant and have:

        a)  designed  such  disclosure  controls and procedures to ensure  that material information relating to the registrant, is made known to me by others, particularly  during  the  period  in  which this  quarterly  report  is  being prepared;

        b) evaluated the effectiveness of  the registrant's disclosure controls and procedures as of a date within 90 days prior  to  the  filing  date of this quarterly report (the "Evaluation Date"); and

        c)  presented  in  this  quarterly  report  our  conclusions about  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.  I  have  disclosed,  based  on our most recent evaluation,  to  the registrant's  auditors  and  the  audit  committee  of  registrant's  board  of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in  the design or operation of internal controls  which  could  adversely affect the registrant's  ability  to  record, process, summarize and report  financial  data  and  have  identified  for  the registrant's auditors any material weaknesses in internal controls; and

        b)  any  fraud,  whether  or  not material, that involves management or other  employees  who have a significant  role  in  the  registrant's  internal controls; and

        6. I have indicated  in this quarterly report whether or not there were significant  changes in internal  controls  or  in  other  factors  that  could significantly  affect  internal  controls  subsequent  to  the date of our most recent evaluation, including any corrective actions with regard  to significant deficiencies and material weaknesses.

Date: July 9, 2003                       /s/ Michael Tay
                                        ---------------------------------------
                                        Michael Tay
                                        Chief Executive Officer, President and
                                        Principal Financial Officer

                                                                   Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the Quarterly Report of MedVision Capital Corporation (the
"Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the
Securities and Exchange  Commission  on  the  date  hereof  (the  "Report"), I,
Michael  Tay,  Chief  Executive  Officer  and  Chief  Financial Officer of  the
Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the
Sarbanes-Oxley Act of 2002, that:

(1) The  Report  fully complies with the requirements of section 13(a) or 15(d)
of the Securities Exchange Act of 1934; and

(2) The information  contained  in  the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 9, 2003                                 /s/ Michael Tay
                                                  -----------------------------
                                                  Michael Tay
                                                  Chief Executive Officer and
                                                  Chief Financial Officer